Form 10QSB
period 2002-06-30
AMERICAN FAMILY COOKIES INC
filed 2002-10-02
CIK 1164392

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[  x ]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                          OF THE SECURITIES ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

                                       OR

[     ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                                      OF THE SECURITIES ACT OF 1934
               FOR THE TRANSITION PERIOD FROM ___________TO ______

                        COMMISSION FILE NUMBER: 000-49969



                          AMERICAN FAMILY COOKIES, INC.
             (Exact name of registrant as specified in its charter)

                 DELAWARE                         06-1578297
      (State or other jurisdiction of          (I.R.S. Employer
     incorporation or organization)           Identification No.)

                     112 WHEELER STREET, LAVERGNE, TN 37086
          (Address, including zip code, of principal executive offices)

                                 (615) 973-9800
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes [X]       No __



                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Common stock, par value $0.001, 5,400,000 shares outstanding as of September 30, 2002.

                          AMERICAN FAMILY COOKIES, INC.

                                   FORM 10-QSB

                                  JUNE 30, 2002

                                      INDEX

                         PART I - FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

         See financial statements beginning on page F-1.

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALAYSIS OF
              FINANCIAL CONDITION AND PLAN OF OPERATION

FORWARD LOOKING STATEMENTS

         The following discussion should be read in conjunction with our financial statements and the notes to our financial statements that appear in this quarterly report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this quarterly report.

RESULTS OF OPERATIONS

         The Company had retail stores in various shopping malls. For the three months ended June 30, 2002 we reported net revenues of $710,902 as compared to net revenues of $620,480 for the comparable three month period, an increase of $90,422. Revenues for the six months ended June 30, 2002 increased $195,082 from the comparable six-month period in fiscal 2001. Management believes the increase in sales is largely due to the increase in the number of stores.

         The Company's gross margins for the six months ending June 30, 2002 were 45% compared to 46% for the same period in 2001. We expect our gross margins to maintain in this range as we open more stores in more high volume mall locations.


         The Company is continuing its growth strategy by opening additional stores as opportunities arise in locations that offer higher customer traffic. During the first 6 months of the year, three existing cookie stores were purchased. The new store locations were in Hickory, NC, Harrisonburg, VA, and Nashville, TN. The additional stores also resulted in additional inventory on hand. The store in Nashville operated for approximately two months before it was closed for mall renovations.

         To finance the purchase of new stores the company entered into new financing arrangements associated with each new store location. The detail of the arrangements are described in the notes above.

         The Company has signed a new franchise agreement in Wheaton, MO. The store is scheduled to open November 1, 2002.

         Management followed through with the original plans of closing the Pretzel store in May of 2002. The Company is continuing its strategy of focusing on cookie stores. Management signed a six month sublease for the Pretzel store location in July, 2002.



                                    PART II.
                                OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

         None.
ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

         None.
ITEM 3.   DEFAULTS BY THE COMPANY UPON ITS SENIOR SECURITIES

         None.
ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.   OTHER INFORMATION

         None.
ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a)  Exhibits
             99.1 Certification of Chief Executive and Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
             (18 U.S.C. 1350)

         b)  Reports on Form 8-K
             None.

                          American Family Cookies, Inc.

                              Financial Statements

                                  June 30, 2002

                          AMERICAN FAMILY COOKIES, INC.

                                 BALANCE SHEETS

                       JUNE 30, 2002 AND DECEMBER 31, 2001
------------------------------------------------------------------------------





                                     ASSETS


                                                                           JUNE 30, 2002         DECEMBER 31, 2001

                                                                             (UNAUDITED)
CURRENT ASSETS
  Cash in bank                                                                 $    57,696         $      76,137
  Other receivables                                                                 36,303                42,419
  Inventory                                                                        138,444               113,815
                                                                                ----------            ----------

    Total current assets                                                           232,443               232,371
                                                                                ----------            ----------


EQUIPMENT AND LEASEHOLD IMPROVEMENTS
  Equipment and improvements                                                     2,417,541             2,256,113
  Accumulated depreciation                                                      (1,315,886)           (1,231,875)
                                                                                 ---------             ---------

    Cost less accumulated depreciation                                           1,101,655             1,024,238
                                                                                ----------             ---------


OTHER ASSETS
  Franchise fees, net of accumulated
    amortization of $1,750                                                          15,750                16,333
  Lease acquisition costs, net
    of amortization of $1,500                                                       13,500                14,250
  Deposits                                                                           3,275                 3,275
                                                                               -----------          ------------

    Total other assets                                                              32,525                33,858
                                                                                ----------           -----------


TOTAL ASSETS                                                                   $ 1,366,623            $1,290,467
                                                                                ==========             =========





The accompanying notes are an integral part of the financial statements.
                                            AMERICAN FAMILY COOKIES, INC.

                                 BALANCE SHEETS

                       JUNE 30, 2002 AND DECEMBER 31, 2001
------------------------------------------------------------------------------




                             LIABILITIES AND EQUITY


                                                                JUNE 30, 2002       DECEMBER 31, 2001
                                                                  (UNAUDITED)
CURRENT  LIABILITIES
  Bank overdraft                                                 $    28,515            $   24,228
  Accounts payable                                                    76,596                98,145
  Notes payable - short-term                                          95,000               100,000
  Current portion, long-term debt                                    163,226               192,321
  Current portion, stockholder note                                    6,807                 6,807
  Accrued expenses                                                    29,188                30,362
                                                                ------------            ----------

    Total current liabilities                                        399,332               451,863
                                                                 -----------            ----------


LONG-TERM LIABILITIES
  Notes payable                                                      613,824               453,951
  Notes payable - stockholder                                         21,042                21,042
                                                                ------------            ----------

    Total long-term liabilities                                      634,866               474,993
                                                                  ----------            ----------


EQUITY
  Common stock 50,000,000 shares authorized,
    5,400,000 shares issued at $.001 par value
    as of June 30, 2002                                                5,400                 7,272
  Additional paid-in capital                                         358,211                20,000
  Retained earnings                                                  (31,186)              347,611
                                                                   ---------            ----------
                                                                     332,425               374,883
  Less:  Treasury stock, 1,676 shares at cost                           -                  (11,272)
                                                             ---------------            ----------

    Total equity                                                     332,425               363,611
                                                                  ----------             ---------


TOTAL LIABILITIES AND EQUITY                                      $1,366,623            $1,290,467
                                                                   =========             =========





The accompanying notes are an integral part of the financial statements.
                                            AMERICAN FAMILY COOKIES, INC.

                   STATEMENTS OF INCOME AND RETAINED EARNINGS

            THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001
--------------------------------------------------------------------------------



                                                 3 MONTHS       3 MONTHS           6 MONTHS        6 MONTHS
                                                  ENDED          ENDED               ENDED          ENDED
                                                 6/30/02        6/30/01            6/30/02         6/30/01
                                               (UNAUDITED)    (UNAUDITED)        (UNAUDITED)     (UNAUDITED)

SALES                                           $710,902        $620,480           $1,364,149      $1,169,067

COST OF SALES                                    329,010         345,020              752,538         632,518
                                                 -------         -------           ----------      ----------

    Gross profit                                 381,892         275,460              611,611         536,549


  SG&A EXPENSES                                  389,171         289,128              630,986         548,066
                                                 -------         -------           ----------      ----------

    Loss from operations                          (7,279)        (13,668)             (19,375)        (11,517)

OTHER INCOME (EXPENSE)
  Interest expense                               (17,174)        (18,529)             (28,572)        (32,464)
  Interest income                                      0               0                    0               0
  Management fees                                      0               0                    0               0
  Royalty income                                   6,227               0               16,761               0
                                                --------    ------------           ----------   -------------

TOTAL OTHER INCOME (EXPENSE)                     (10,947)        (18,529)             (11,811)        (32,464)
                                                 -------        --------          -----------     -----------

NET LOSS                                         (18,226)        (32,197)             (31,186)        (43,981)

  Retained earnings, beginning of period         (12,960)        324,913              347,611         344,820

  Merger adjustments as disclosed at
    December 31, 2001                                                                (347,611)
                                             -----------    ------------           ----------  --------------

  Retained earnings, end of period              $(31,186)       $292,716           $  (31,186)     $  300,839
                                                 =======         =======            =========       =========







The accompanying notes are an integral part of the financial statements.
                                           AMERICAN FAMILY COOKIES, INC.

                            STATEMENTS OF CASH FLOWS

                 FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
--------------------------------------------------------------------------------




                                                                           JUNE 30,      JUNE 30,
                                                                              2002         2001
                                                                          (UNAUDITED)  (UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                                 $(31,186)      $(43,981)
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation                                                             84,011         60,118
    Amortization                                                              1,333              0
  (Increase) decrease in:
    Other receivables                                                         6,116        (13,118)
    Inventory                                                               (24,629)       (62,787)
    Other assets                                                                  0              0
   Increase (decrease) in:
    Accounts payable                                                        (21,549)        51,029
    Accrued expenses                                                         (1,174)        (9,513)
    Accrued income tax                                                            0              0
                                                                           --------        -------
      Net cash provided (used) by operating activities                       12,922        (18,252)
                                                                           --------        -------

CASH FLOWS FROM INVESTING ACTIVITIES
   Equipment purchases                                                     (161,428)       (86,450)
   Asset disposal                                                                 0              0
   Notes receivable                                                               0              0
                                                                           --------        -------
     Net cash used by investing activities                                 (161,428)       (86,450)
                                                                           --------        -------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase (decrease):
   Proceeds from issuance of short-term notes                                25,000              0
   Proceeds from issuance of long-term notes                                217,696        100,000
   Principal payments of long-term debt                                     (86,918)       (56,028)
   Principal payments of short-term notes                                   (30,000)        (6,000)
   Bank overdraft                                                             4,288         37,509
                                                                           --------        -------
     Net cash provided by financing activities                              130,066         75,481
                                                                            -------        -------

NET DECREASE  IN CASH                                                       (18,440)       (29,221)
                -
  Cash - beginning of period                                                 76,136         67,211
                                                                            -------        -------
  Cash - end of period                                                     $ 57,696        $37,990
                                                                            =======         ======

SUPPLEMENTAL DISCLOSURES
  Interest paid                                                            $ 28,572      $  32,464
                                                                            =======       ========
  Income taxes paid                                                       $   3,951     $        0
                                                                           ========      =========


The accompanying notes are an integral part of the financial statements.
                                            AMERICAN FAMILY COOKIES, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2001

             (INFORMATION RELATED TO THE QUARTER ENDED JUNE 30, 2002
                AND SUBSEQUENT TO DECEMBER 31, 2001 IS UNAUDITED)
--------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        BUSINESS

        The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions of Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and six month period ended June 30, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2002. For further information, please refer to our audited financial statements and footnotes thereto for the fiscal year ended December 31, 2001 included in form SB-2, our registration statement, as filed with the Securities and Exchange Commission.

NOTE 2 - INVENTORIES

        Inventories are stated at the lower of cost or market value, with cost being determined on the first-in, first-out method. Inventory is comprised of raw materials utilized in preparing cookies, drinks and related items for sale in the stores as follows:


                                                    JUNE 30,      DECEMBER 31,
                                                     2002             2001

        Raw materials                              $138,444         $113,815
                                                   ========         ========

NOTE 3 - ADDITIONAL FINANCING

        The Company has entered into several new financing arrangements to support the opening of new stores. The terms of the agreements are as follows:

          1.       Note payable - GMAC Corporation, secured by
                        automobile, payable $540 monthly, bearing
                        interest at 3.9%, maturing in March 2007,
                        original amount financed                      $29,758

          2.       Note payable - secured by equipment, payable
                        $1,680 monthly, bearing interest at 8.5%,
                        maturing March 2006, original amount
                        financed                                      $63,338



                          AMERICAN FAMILY COOKIES, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2001

             (INFORMATION RELATED TO THE QUARTER ENDED JUNE 30, 2002
                AND SUBSEQUENT TO DECEMBER 31, 2001 IS UNAUDITED)
--------------------------------------------------------------------------------

NOTE 3 - ADDITIONAL FINANCING (Continued)

          3.       Note payable - secured by equipment,
                        payable $2,033 monthly, bearing interest
                        at 8%, maturing March 2007, original
                        amount financed                               $95,873

          NOTE 4 - MERGER

        On January 2, 2002, Gregory Enterprises, Inc. was merged into American Family Cookies, Inc. The effect on the balance sheet of the resulting entity is as follows:


                                                                                                      RESULTING
                                                                                                   BALANCE SHEET OF
                                                            AMERICAN               GREGORY        AMERICAN FAMILY
                                                             FAMILY               ENTERPRISES        COOKIES, INC.
                                                          COOKIES, INC.             INC.               1-2-02

        Assets                                              $       0            $1,290,467           $1,290,467
                                                            =========             =========            =========

        Liabilities                                        $        0           $   941,091          $   941,091
                                                            =========            ==========           ==========

        Stockholders' Equity
          Common Stock                                        $ 2,700          $      7,272         $      5,400

          Additional PIC                                            0                20,000              358,211

          Retained earnings                                    (2,700)              347,611                    0
          Treasury stock                                            0               (11,272)                   0
                                                           ----------               -------          -----------

        Total Equity                                       $        0              $363,611             $363,611
                                                            =========               =======              =======


        The sole stockholder of Gregory Enterprises, Inc. received 2,700,000 shares of $.001 par value stock of American Family Cookies, Inc. in exchange for his shares of Gregory Enterprises, Inc.

        American Family Cookies, Inc. is authorized to issue 50,000,000 shares of $.001 par value common stock, with 5,400,000 shares outstanding on January 2, 2002.

                                   SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               AMERICAN FAMILY COOKIES, INC.



                           By:   /s/ Robert Gregory
                                 -----------------------------------------------
                                Robert Gregory
                                Chief Executive Officer, Chief Financial
                                Officer and President
                                (Principal Financial and Accounting Officer)


Date: October 2, 2002

                          AMERICAN FAMILY COOKIES, INC.

                                  CERTIFICATION

         I, Robert Gregory, President, Chief Executive Officer and Chief Financial Officer of the Company, hereby certify, that:

         1. I have reviewed the quarterly report on Form 10-QSB of American Family Cookies, Inc.;

         2. based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the report;

         3. based on my knowledge, the financial statements, and other financial information included in the report, fairly present in all material respects the financial condition, results of operations and cash flows of the issuer as of, and for, the periods presented in the report;



/s/ Robert Gregory
    ----------------------------------------------
     Robert Gregory,
      President, Chief Executive Officer and
      Chief Financial Officer


October 2, 2002